Form 10KSB
period 1999-12-31
SYNDICATE VENTURES INC
filed 2000-04-25
CIK 1101886

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                                   (Mark One)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31,1999.


                        Commission File Number 000-28689

                            SYNDICATE VENTURES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      95-4737487
       ---------------                              -------------------
    (State of organization)                          (I.R.S. Employer
                                                    Identification No.)

           22147 PACIFIC COAST HIGHWAY, SUITE 4, MALIBU, CA      90265
           -----------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code (310) 317-6939


       Securities registered pursuant to Section 12(b) of the Act,
                                      None

       Securities registered pursuant to Section 12(g) of the Act:
                                 Title of Class
                    Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Issuer's revenues for its most recent fiscal year.               $0.00

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the average of the high and low prices of the Common Stock on the OTC Bulletin Board on March 1, 2000, was $0.00. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $0.001 Par Value, outstanding at March 1, 2000, was 1,018,400.

                     Documents incorporated by reference:     None

                   TABLE OF CONTENTS - 1999 FORM 10-KSB REPORT

                                                                       Page
                                                                      Numbers
                                                                    -----------
                                     PART I

Item   1.      Business                                                    4

Item   2.      Properties                                                  7

Item   3.      Legal Proceedings                                           7

Item   4.      Submission of Matters to a Vote of Security Holders         7

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters                                         7

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         8

Item   7.      Financial Statements                                        8

Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         8

                                    PART III

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act                                         9

Item  10.      Executive Compensation                                     10

Item  11.      Security Ownership of Certain Beneficial Owners
               and Management                                             10

Item  12.      Certain Relationships and Related Transactions             11

Item  13.      Exhibits and Reports on Form 8-K                           12

Signatures                                                                13

                                     PART I


Item   1.      Business

Syndicate Ventures, Inc. ("Syndicate" or "the Company") was incorporated in Delaware September 15, 1998.

MARKET OVERVIEW

     According to the Mortgage Bankers Association of America, or MBAA, the mortgage industry originated approximately $1.5 trillion in mortgages in 1998 as compared to $834 billion in 1997. The MBAA estimates that another $1.1 trillion in mortgages will be funded in 1999. With the introduction of computer-based mortgage origination in the 1990s and, more recently, Internet-based mortgage origination, technology is becoming the central market driver for both consumers and financial service organizations on every front.

     As interest rates maintain an all time low, and estimates that consumers can save as much as $1500 in application and closing fees by shopping for mortgages online, the Internet has become one of the easiest, fastest and most cost-effective mechanisms for consumers to investigate, apply for and fund a mortgage - drastically changing the face of the financial services industry. In fact, according to Forrester Research, by 2003, $91 billion - 10 percent of the projected mortgage market - will be conducted online.

     At the same time, the Internet gives banks, lending institutions, Realtors and other organizations the opportunity to expand and streamline their traditional mortgage processes in order to broaden consumer reach, offer better customer service and increase productivity and profitability. The Internet also enables these organizations to transact business with customers in a more efficient and low-cost manner, and gives them the flexibility to adjust features, presentations and prices in response to competition.

     Meanwhile, consumers benefit from improved overall convenience, low-cost access to information regarding available products and services, ease of use, numerous choices and more competitive pricing.

     However, in the face of this booming market, many mortgage originators lack the expertise to develop their own Internet technologies and have been slow to take steps towards penetrating the online market. Many still have problems seamlessly integrating their Internet applications with the systems that assist in processing, underwriting and closing the mortgage loans. As a result, mortgage originators have not been leveraging the Internet as a means to increase borrowers' satisfaction and cost savings.

SYNDICATE: TOUCHING EVERY MORTGAGE

     Clearly, the Internet has become a formidable new channel that is impacting every aspect of the business. In becoming the premier technology enabler in the mortgage industry, Syndicate intends to leverage the Internet infrastructure and its innovative technology to maximize efficiency in the mortgage lending process. Syndicate will do this for its own mortgage banking operation or in support of the mortgage operations of its future clients, such as banks, Realtors, mortgage brokers, financial institutions and home builders. Syndicate intends to provide these benefits through two channels: consumer direct and business-to-business.


CONSUMER DIRECT: STREAMLINING AND SIMPLIFYING THE MORTGAGE PROCESS FOR CONSUMERS

     With its anticipated mortgage portal, Syndicate's website will offer an easy-to-use, one-stop mortgage lending source for all consumers, including borrowers with good credit and those with less than perfect credit.

     Intending to be one of the first sites to offer consumers mortgages over the Internet, Syndicate's website will provide all the information and features a consumer needs to make an informed mortgage decision, including educational information on the lending process; real time rates; mortgage payment calculator; accurate, up-to-date closing cost estimates; application, processing and funding - all from one company and all on the same site. Syndicate's website will be specifically designed to make the mortgage lending process understandable and easy, and it will be the only online mortgage lender in the industry with the ability to control the entire mortgage transaction - from making the credit decision to funding the loan - saving consumers from several hundred to several thousand dollars per loan.

     Moreover, Syndicate's website will personalize the Internet borrowing experience, enabling users to speak with loan officers directly at any time to get answers or direction on what's right for them. The site will also offer an easy-to-use online application process and provide a secure environment for consumers to submit their personal information. Additionally, because Syndicate will also be the lender, the site will give consumers an added comfort level of knowing that they are dealing directly with their mortgage lender, rather than simply a Web intermediary with a mortgage site. As a result of Syndicate's innovative technology and mortgage lending expertise, consumers that will visit the website will enjoy a more satisfying, less frustrating mortgage experience because they will benefit from:

          -    more efficient and cost-effective mortgage transactions.

          - real-time interactive selection of loan products and services tailored to their needs and qualifications;

          -    faster applications and pre-qualifications;

          - the ability to track the status of mortgage loans, anytime, anywhere, through the Internet; and

          - personalized customer care with the convenience of shopping online

     In addition to its own consumer web portal, Syndicate intends to create and maintain customized "private label" consumer mortgage lending Web sites for banks, credit unions, and other organizations that lack the technical expertise and other resources to maintain a comprehensive, effective online presence. In this role, Syndicate will give mortgage lenders of any size the ability to offer remote (telephone and Internet) mortgage counseling, mortgage application and mortgage origination services, with minimum initial investment and with low overhead. Costs to the client bank/lender will be a fraction of the expense to develop or manage their own call center and will be used in support of, or as a replacement for, a loan officer-based retail network.


BUSINESS-TO-BUSINESS: MAXIMIZING EFFICIENCIES FOR BANKS, REALTORS,
                      BROKERS AND LENDERS

     In addition to the direct-to-consumer channels, Syndicate intends to provide mortgage technology and outsourcing solutions to mortgage bankers, mortgage brokers, financial institutions, realtors and homebuilders that are looking to implement Internet-based mortgage solutions to ensure competitive advantage and meet increasing customer demand. In this role, Syndicate will reduce the cost of mortgage origination and funding for these organizations by supplying its state-of-the-art Internet technology, business management, loan processing, call center and mortgage funding capabilities.

     Additionally, Syndicate is developing a technology and a new web site, which will provide participating mortgage lenders, mortgage brokers, mortgage loan correspondents and mortgage insurance companies a neutral environment to conduct their daily business. Its website will be the first to bridge the electronic gap between lenders and brokers by providing common connectivity to services, thereby giving lenders and sponsored brokers all the necessary tools to deliver underwriting decisions at the point-of-sale in a wholesale environment.

     The communications efficiencies provided by the website will give borrowers lower cost mortgages and a better chance of finding a mortgage loan tailored to their needs.

Item   2.      Properties

The Company's executive and administrative offices are located at 22147 Pacific Coast Highway, Suite 4, Malibu, CA 90265. The Company pays no rent for use of the office and does not believe that it will require any additional office space in the foreseeable future in order to carry out its plan of operations described herein.



Item   3.      Legal Proceedings

Syndicate Ventures, Inc. is not currently a party to any pending legal proceedings.



Item   4.      Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of the security holders by the Company during the year ended December 31, 1999.


                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters

The Company registered its common stock on a Form 10-SB Registration Statement on a voluntary basis, which became effective on February 28, 2000. There is currently no market for Syndicate's securities. Syndicate has never paid cash dividends on its common stock. Payment of future dividends will be within the discretion of Syndicate's Board of Directors and will depend on, among other factors, retained earnings, capital requirements and the operating and financial condition of Syndicate.



RECENT SALES OF UNREGISTERED SECURITIES

In September 1998, Syndicate issued 9,200 shares of common stock to both Appletree Investment Company ("Appletree") and PageOne Business Productions, LLC ("PageOne") for aggregate consideration of $18.00. The purchases were made pursuant to a Rule 504 Private Placement Offering.

In March 1999, Syndicate issued 900,000 shares of common stock to Appletree and 100,000 shares of common stock to Page One. The purchase price for these shares was $0.001 per share. The purchases were made pursuant to a Rule 504 Private Placement Offering. There was no underwriter or placement agent involved in the offer or sale of these securities and there was no public solicitation or advertisement by Syndicate in connection with the offer or sale of these securities. The foregoing issuances of common stock were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations

RESULTS OF OPERATIONS

     The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this Registration Statement. For the period since inception (September 15, 1998) through December 31, 1999, during the Company's development stage, the Company has a zero cash balance and has generated a net loss of ($1,113).

FINANCIAL CONDITION AND LIQUIDITY

     The Company has limited liquidity and has an ongoing need to finance its activities. To date, the Company currently has funded these cash requirements by offering and selling its Common Stock, and has issued 1,018,400 shares of Common Stock for net proceeds of $1,018.00.

PLAN OF OPERATION

     The Company has registered a dot.com name and has determined it can begin conducting its business with limited financing that it has arranged.



Item   7.      Financial Statements

The financial statements and supplemental data required by this Item 7 follow the index of financial statements appearing at Item 13 of this Form 10-KSB.



Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure

Not applicable.

                                    PART III


Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information with respect to the directors and executive officers of Syndicate.

Name                                   Age(1)       Position
----                                   ---          --------
George Todt........................    46           Director
Mary Elizabeth Rowbottom...........    28           President and Secretary
Jim Walters........................    47           Treasurer
Larry Todt                             45           Vice President

----------------------
(1) The ages of Messrs. Todt and Walters and Ms. Rowbottom are listed as of December 31, 1999.

     Our director and executive officers devote such time and attention to the affairs of Syndicate as they believe reasonable and necessary. Set forth below is a description of the background of our director and executive officers.

     GEORGE A. TODT was the President from inception until December 1999. He has been the sole director since the inception of Syndicate. Since 1996, Mr. Todt has been a managing member of PageOne Business Productions, LLC, a Delaware limited liability company. From 1990 to 1995, Mr. Todt was the chief executive officer of REPCO, Inc., a worldwide designer and builder of environmental facilities.

     JAMES WALTERS has been the Treasurer of Syndicate since its inception. For more than 20 years, Mr. Walters has been engaged as a certified public accountant with the Los Angeles, California-based firm of Kellogg & Andelson.

     MARY ELIZABETH ROWBOTTOM became Secretary of Syndicate in June 1999 and President in December 1999. She has been employed by PageOne since 1997 and has served as its Vice President since March 1999. From 1994 to 1997, Ms. Rowbottom served as a talent agent at HSI Productions, a Chicago, Illinois-based video production company.

     LARRY TODT became Vice President of Syndicate in December 1999. He owned and operated a construction company in the Midwest from 1975 to December 1996. During that time was involved in multi-million dollar projects and managed the activities of more than two hundred personnel.

     Our board of directors currently consists of one member, who serves in such capacity for a one-year term or until his successor has been elected and qualified, subject to earlier resignation, removal or death. The number of directors constituting the board of directors may be increased or decreased (but not below the minimum number required by applicable law) from time to time by resolution of the board of directors. Our officers serve at the discretion of the board of directors, subject to any effective contractual arrangements.

               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company was not subject to the reporting requirements of Section 16(a) during fiscal 1999.


Item  10.      Executive Compensation

Consistent with our present policy, no director or executive officer of Syndicate receives compensation for services rendered to the company. However, these persons are entitled to be reimbursed for expenses incurred by them in pursuit of our business objectives.


Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 1999 certain information relating to the ownership of the common stock.

Name and Address of                    Amount and Nature of         Percent of
Beneficial Owner (1)                 Beneficial Ownership (2)        Class (2)
--------------------                 ------------------------       ----------

Appletree Investment Company, Ltd          1,018,400(3)               100.00%

PageOne Business Productions, LLC            109,200                   10.00%

George Todt                                  109,200(4)                10.00%

Besty Rowbottom                              109,200(4)                10.00%

Larry Todt                                         0                    0.00%

James Walters                                109,200(4)                10.00%

All officers and directors as a group        109,200(4)                10.00%
(3 persons)

------------------------

(1) Unless otherwise indicated, the address of each beneficial owner is in the care of Syndicate Ventures, Inc., 22147 Pacific Coast Highway, Suite 4, Malibu, CA 90265.

(2) Unless otherwise indicated, Syndicate believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date of this registration statement upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage of ownership is determined by assuming all options, warrants or convertible securities that are held by such person (but not held by any other person) and which are exercisable or convertible within 60 days of this registration statement have been exercised or converted. Percent of Class (third column above) assumes a base of 1,018,400 shares of common stock outstanding as of December 31, 1999.

(3) Consists of 909,200 shares held of record by Appletree Investment Company, Ltd., an Isle of Man corporation, and 109,200 shares held of record by PageOne Business Productions, LLC, a Delaware limited liability company, of which Appletree is a managing member.

(4) Consists solely of 109,200 shares of common stock held by PageOne Business Productions, LLC, a Delaware limited liability company, of which Mr. George Todt, Mr. Walters and Appletree Investment Company, Ltd. are managing members and Ms. Rowbottom is Vice President.



Item  12.      Certain Relationships and Related Transactions

In March 1999, Syndicate issued 100,000 shares of common stock to PageOne Business Productions, LLC, of which George Todt and James Walters are managing members and Ms. Rowbottom is Vice President. The purchase price for these shares was $0.001 per share.

Item  13.      Exhibits and Reports on Form 8-K

(a)(1) The following financial statements are contained on Pages F-1 through F-8:

          REPORT OF INDEPENDENT AUDITORS, WEINBERG & COMPANY, P.A., DATED APRIL 11, 2000

          BALANCE SHEET AS OF DECEMBER 31, 1999

          STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM SEPTEMBER 15, 1998 (INCEPTION) TO DECEMBER 31, 1999

          STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM SEPTEMBER 15, 1998 (INCEPTION) TO DECEMBER 31, 1999

          STATEMENTS OF CASH FLOW FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM SEPTEMBER 15, 1998 (INCEPTION) TO DECEMBER 31, 1999

          NOTES TO FINANCIAL STATEMENTS


(a)(3)   Exhibits

          The following exhibits are filed with this report.

3.1.1     Amended  and  Restated   Articles  of   Incorporation   of  Registrant
          (incorporated herein by reference to the Company's Registration Statement on Form 10-SB 12(g), File No. 000-28689)

3.2.1     ByLaws  of  Registrant   (incorporated  herein  by  reference  to  the
          Company's Registration Statement on Form 10-SB 12(g), File No. 000-28689)

27.1      Financial Data Schedule

                            WEINBERG & COMPANY, P.A.
                          6100 Glades Road, Suite 314
                              Boca Raton, FL 33434
                                 (561) 487-5765


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of:
Syndicate Ventures, Inc.

We have audited the accompanying balance sheet of Syndicate Ventures, Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year then ended and for the period from September 15, 1998 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Syndicate Ventures, Inc. (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the year then ended and for the period from September 21, 1998 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is a development stage company without operations and has had accumulated operating losses of $1,113 since inception and a working capital deficiency of $95. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            WEINBERG & COMPANY, P.A.

Boca Raton, Florida
April 11, 2000

                            SYNDICATE VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 1999



                                     ASSETS


TOTAL ASSETS                                                       $        -
------------
                                                                     ==========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


LIABILITIES
   Loan payable to principal stockholder                          $        95
                                                                   ------------

   TOTAL LIABILITIES                                                       95
                                                                   ------------

STOCKHOLDERS' DEFICIENCY

   Preferred stock, $0.001 par value, 8,000,000 shares
     authorized, none issued and outstanding                             -
   Common stock, $0.001 par value, 100,000,000 shares
     authorized, 1,018,400 issued and outstanding                       1,018
   Accumulated deficit during development stage                        (1,113)
                                                                   ------------

TOTAL STOCKHOLDERS' DEFICIENCY                                            (95)
                                                                   ------------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $        -
----------------------------------------------                     ============








                 See accompanying notes to financial statements

                            SYNDICATE VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                             September 25,
                                                                 1998
                                             For the Year    (Inception) to
                                             Ended December    December
                                                31, 1999       31, 1999
                                             --------------  --------------

REVENUES                                       $     -        $     -
                                             --------------  --------------

EXPENSES

   Accounting fees                                   500            500
   Bank charges                                       95             95
   Consulting fees                                   -               18
   Legal fees                                        500            500
                                             --------------  --------------

NET LOSS                                       $  (1,095)     $  (1,113)
                                             --------------  --------------

   Net loss per share - basic and diluted      $ (0.0015)     $ (0.0019)
                                             --------------  --------------

   Weighted average number of shares
    outstanding during the  period -
     basic and diluted                           752,647        584,996
                                             --------------  --------------











                 See accompanying notes to financial statements

                            SYNDICATE VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
     FOR THE PERIOD FROM September 15, 1998 (INCEPTION) TO DECEMBER 31, 1999



                                                                           Deficit
                                                                         Accumulated
                                                    Common Stock           During
                                                ---------------------    Development
                                                 Shares      Amount         Stage         Total
                                                ---------   ---------     ---------     ---------

Common stock issued for services                   18,400   $      18   $      -        $      18

Net loss for the year ended December 31, 1998         -           -           (18)            (18)
                                                ---------   ---------   ---------       ---------

Balance, December 31, 1998                         18,400          18         (18)             -

Common stock issued for cash                    1,000,000       1,000          -            1,000

Net loss for the year ended December 31, 1999         -           -        (1,095)         (1,095)
                                                ---------   ---------   ---------       ---------

Balance, December 31, 1999                      1,018,400   $   1,018   $  (1,113)      $     (95)
                                                =========   =========   =========       =========










                 See accompanying notes to financial statements

                            SYNDICATE VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                                                   September 15,
                                                       Year             1998
                                                      Ended          (Inception)
                                                      December       to December
                                                      31, 1999          31, 1999
                                                      --------      ------------
Cash flows from operating activities
   Net loss                                            $(1,095)     $   (1,113)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
  Stock issued for services                                -                18
                                                      --------      ------------
Net cash used in operating activities                   (1,095)         (1,095)
                                                      --------      ------------

Cash flows from financing activities
   Proceeds from issuance of common stock                1,000           1,000
   Loan proceeds from principal stockholder                 95              95
                                                      --------      ------------

   Net cash provided by financing activities             1,095           1,095
                                                      --------      ------------

Net increase in cash                                       -               -

Cash and cash equivalents - Beginning                      -               -
                                                      --------      ------------

Cash and cash equivalents - ending                    $    -        $      -
                                                      --------      ------------










                 See accompanying notes to financial statements

                            SYNDICATE VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------   ------------------------------------------

          (A)  Organization and Description of Business
          ---------------------------------------------
               Syndicate Ventures, Inc. (a development stage company) (the "Company") was incorporated in the State of Delaware on September 15, 1998 to engage in an internet-based business. At December 31, 1999, the Company had not yet commenced any revenue-generating operations, and all activity to date relates to the Company's formation, proposed fund raising and business plan development.

               The Company's ability to commence revenue-generating operations is contingent upon its ability to implement its business plan and raise the additional capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

          (B)  Use of Estimates
          ---------------------
               In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

          (C)  Cash and Cash Equivalents
          ------------------------------
               For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

          (D)  Income Taxes
          -----------------
               The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" ("Statement
               No.109"). Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current income tax expense due to the Company not having any material operations for the year ending December 31, 1999.

                            SYNDICATE VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
-------   ------------------------------------------

          (E)  Loss Per Share
          -------------------
               Net loss per common share for the year ended December 31, 1999 and for the period from September 15, 1998 (inception) to December 31, 1999 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at December 31, 1999.

NOTE  2   LOAN PAYABLE TO PRINCIPAL STOCKHOLDER
-------   -------------------------------------
               The   loan    payable    to    principal    stockholder    is   a
               non-interest-bearing    loan   payable   to   PageOne    Business
               Productions, LLC. The amount is due and payable on demand.

NOTE  3   STOCKHOLDERS' DEFICIENCY
-------   ------------------------
               The Company was originally authorized to issue 100,000 shares of preferred stock at $.01 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the Board of Directors.

               The Company was also originally authorized to issue 10,000,000 shares of common stock at $.001 per share par value. The Company issued 909,200 and 109,200 shares to AppleTree Investment Company, Ltd. and PageOne Business Productions, LLC, respectively. No preferred shares were issued as of December 31, 1999.

               Management subsequently filed an amendment to the articles of incorporation with the State of Delaware, which increased the number of authorized common shares to 100,000,000, increased the number of authorized preferred shares to 8,000,000, and decreased the par value of the preferred shares to $0.001 per share.

               The financial statements at December 31, 1999 give retroactive effect to common stock split, new authorized share amounts, and par values enumerated in the amended certificate of incorporation.

                            SYNDICATE VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999


NOTE  4   GOING CONCERN
-------   -------------
               As reflected in the accompanying financial statements, the Company has had accumulated losses of $1,113 since inception, a working capital deficiency of $95 and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

               The Company intends to implement its business plan and is seeking funding through the private placement of its equity or debt securities or may seek a combination with another company already engaged in its proposed business. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SYNDICATE VENTURES, INC.


                            /s/ Mary Elizabeth Rowbottom
                         By: ---------------------------
                              Mary Elizabeth Rowbottom
                              President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                          Title               Date

/s/  George A. Todt           Director           April 24, 2000

/s/ Mary Elizabeth Rowbottom  President          April 24, 2000

/s/ James Walters             Treasurer          April 24, 2000