Form 10QSB
period 2000-06-30
SYNDICATE VENTURES INC
filed 2000-08-21
CIK 1101886

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

            860 VIA DE LA PAZ, SUITE E-1, PACIFIC PALISADES, CA 90272
        ----------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (310) 230-6100
                                 --------------
                           (ISSUER'S TELEPHONE NUMBER)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         YES  X    NO
                             ---      ---

     As of August 15, 2000, there were 1,018,400 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES       NO  X
                             ---      ---

                            SYNDICATE VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

   PART I. FINANCIAL INFORMATION                                 PAGE NUMBER

     Item 1. Financial Statements

       BALANCE SHEET AS OF JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31,
       1999                                                            2

       STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999 AND FROM JULY 21, 1998
       (INCEPTION) TO JUNE 30, 2000 (UNAUDITED)                        3

       STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30,
       2000 AND JUNE 30, 1999 AND FOR THE PERIOD FROM JULY 21, 1998
       (INCEPTION) TO JUNE 30, 2000 (UNAUDITED)                        4

       NOTES TO FINANCIAL STATEMENTS AS OF JUNE 30, 2000 (UNAUDITED)   5-7


     Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations            8

   PART II. OTHER INFORMATION

    Item 6. Exhibits and Reports filed on Form 8-K                     8

                  Signatures                                           9

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements


                                   SYNDICATE VENTURES, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                        BALANCE SHEET

                                           ASSETS

                                                   June 30, 2000   December 31,
                                                    (unaudited)       1999
                                                   ------------    ------------


TOTAL ASSETS                                       $     -         $    -
------------                                       ============    ==========



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
  Loan payable to stockholder                      $    16,395     $     95
                                                   -------------   ----------

  TOTAL LIABILITIES                                     16,395           95
                                                   -------------   ----------

STOCKHOLDERS' DEFICIENCY

  Preferred stock, $0.001 par value,
    8,000,000 shares authorized, none issued
    and outstanding                                       -            -
  Common stock, $0.001 par value, 100,000,000
    shares authorized, 1,018,400 issued and
    outstanding                                          1,018        1,018
  Accumulated deficit during development stage         (17,413)      (1,113)
                                                   -------------   ----------

TOTAL STOCKHOLDERS' DEFICIENCY                         (16,395)         (95)
                                                   -------------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY     $       -       $     -
----------------------------------------------     =============   ==========


                        See accompanying notes to financial statements


                                   SYNDICATE VENTURES, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENTS OF OPERATIONS
                                         (UNAUDITED)


                                                                                                                   For the
                                                                                                                  Period From
                                                                                                                    July 21,
                                          For the Three Months Ended            For the Six Months Ended            1998
                                                   June 30,                             June 30,                  (Inception)
                                        -------------------------------     -------------------------------       to June 30,
                                           2000                1999              2000               1999              2000
                                        -------------      ------------      -----------       -------------     -------------
REVENUES                             $         -        $        -        $       -         $         -       $         -
                                        -------------      ------------      -----------       -------------     -------------

EXPENSES
  Accounting fees                             2,000               500            4,000                 500             4,500
  Bank charges                                 -                   30             -                     30                95
  Consulting fees                              -                   18             -                     18                18
  Legal fees                                  3,000               500            6,000                 500             6,500
  Office & postage expense                      750              -               1,500                -                1,500
  Rent                                        2,400              -               4,800                -                4,800
                                        -------------      ------------      -----------       -------------     -------------

NET LOSS                             $       (8,150)    $      (1,048)    $    (16,300)     $       (1,048)   $      (17,413)
--------                                =============      ============      ===========       =============     =============


Net loss per share - basic and
diluted                              $      (0.0080)    $     (0.0011)    $    (0.0160)     $      (0.0022)   $      (0.0247)
                                        =============      ============      ===========       =============     =============

Weighted average number of shares
  outstanding during the period -
  basic and diluted                       1,018,400           941,477        1,018,400             482,488           705,423
                                        =============      ============      ===========       =============     =============


                        See accompanying notes to financial statements


                                   SYNDICATE VENTURES, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)


                                                                                     July 21,
                                                      For the Six Months Ended         1998
                                                              June 30,              (inception)
                                                    ----------------------------    to June 30,
                                                       2000              1999          2000
                                                    ------------     -----------    ----------
Cash flows from operating activities
  Net loss                                          $  (16,300)      $  (1,048)     $(17,413)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Stock issued for services                             -                 18            18
                                                    ------------     -----------    ----------
     Net cash used in operating activities             (16,300)         (1,030)      (17,395)
                                                    ------------     -----------    ----------

Cash flows from financing activities
  Proceeds from issuance of common stock                  -              1,000         1,000
  Loan proceeds from stockholder                        16,300           1,770        16,395
                                                    ------------     -----------    ----------
     Net cash provided by financing activities          16,300           2,770        17,395
                                                    ------------     -----------    ----------

Net increase in cash                                      -              1,740          -

Cash and cash equivalents - Beginning                     -               -             -
                                                    ------------     -----------    ----------

Cash and cash equivalents - ending                  $     -          $   1,740      $   -
                                                    ============     ===========    ==========



                        See accompanying notes to financial statements

                            SYNDICATE VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)

NOTE  1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               (A) Organization and Description of Business

               Syndicate Ventures, Inc. (a development stage company) (the "Company") was incorporated in the State of Delaware on July 21, 1998 to serve as a vehicle to engage in an internet-based business. At June 30, 2000, the Company had not yet commenced any revenue-generating business operations, and all activity to date relates to the Company's formation, proposed fund raising and business plan development.

               The Company's ability to commence revenue-generating operations is contingent upon its ability to implement its business plan and raise the additional capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

               (B) Basis of Presentation

               The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulation of the Securities and Exchange Commission for interim financial information necessary for a comprehensive presentation of financial position and results of operations.

               In Management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

                            SYNDICATE VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)

NOTE  1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

               (D) Cash and Cash Equivalents

               For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

               (E) Income Taxes

               The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" ("Statement
               No.109"). Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the six months ended June 30, 2000.

               (F) Loss Per Share

               Net loss per common share for the periods presented is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at June 30, 2000.

NOTE  2 LOAN PAYABLE TO STOCKHOLDER

               The loan payable to stockholder is a non-interest-bearing loan payable to PageOne Business Productions, LLC. The amount is due and payable on demand.

                            SYNDICATE VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)

NOTE 3  STOCKHOLDERS' DEFICIENCY

               The Company was originally authorized to issue 2,000 shares of common stock at $.01 per share par value. The Company issued 900 and 100 shares to AppleTree Investment Company, Ltd. and PageOne Business Productions, LLC, respectively.

               Management subsequently filed an amendment to the articles of incorporation with the State of Delaware, which increased the number of authorized common shares to 100,000,000, effected a 375 to 1 split of the 1,000 previously issued common shares and created 8,000,000 authorized shares of preferred stock, of which the issuance, rights and other terms are to be determined by the Company's Board of Directors. In addition, the par value of the common stock was changed to $0.001 per share and the par value of the new preferred stock was set at $0.001 per share.

               The financial statements at June 30, 2000 gives effect to the common stock split, new authorized share amounts, and par values enumerated in the amended certificate of incorporation. As of June 30, 2000, no preferred shares have been issued.

NOTE 4  GOING CONCERN

               As reflected in the accompanying financial statements, the Company has accumulated losses of $17,413, a working capital deficiency of $16,395 and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report. For the period since inception (July 21, 1998) through June 30, 2000, during the Company's development stage, the Company has a zero cash balance and has generated a net loss of ($17,413).

FINANCIAL CONDITION AND LIQUIDITY

     The Company has a working capital deficiency of $16,395 and has an ongoing need to finance its activities. To date, the Company currently has funded these cash requirements by offering and selling its Common Stock, in addition to cash advances from a stockholder, and has issued 1,018,400 shares of Common Stock for net proceeds of $1,000.00. Operating costs for the current period were funded by a loan from a stockholder.

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

                                        SYNDICATE VENTURES, INC.
                                        -----------------------
                                        Registrant


 August 17, 2000                      By:      /s/ James Walters
 ---------------                           --------------------------------
                                             James Walters
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                Description
----------                 -----------
    27                     Financial Data Schedule